Form 10QSB
period 2000-06-30
MODEL CAPITAL CORP
filed 2000-08-14
CIK 1111748

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2000

OR

    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                                       To

                         Commission file number 0-30341

                              MODEL CAPITAL, CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                                      13-4078906
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                   39 Broadway, Suite 2250, New York, NY 10006
               (Address of principal executive offices (zip code))

                                  212/425-8200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X        No
                                 -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                         Outstanding at June 30, 2000

     Common Stock, par value $0.0001                       5,000,000

ITEM 1. FINANCIAL STATEMENTS

                              MODEL CAPITAL, CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                       FOR THE PERIOD ENDED JUNE 30, 2000

                              MODEL CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2000


                                    CONTENTS


                                                                            PAGE
                                                                            ----

Accountants' Review Report                                                   1.

Financial Statements:

                  Balance Sheet                                              2.

                  Statement of Income and Accumulated Deficit                3.

                  Statement of Changes in Stockholders' Equity               4.

                  Statement of Cash Flows                                    5.

                  Notes to Financial Statements                              6.



                            Cohen & Kameny CPA's PLLC

                            COHEN & KAMENY CPA'S PLLC
                       3530 HENRY HUDSON PARKWAY, SUITE B
                               RIVERDALE, NY 10463
                        (718) 548-7200 FAX (718) 796-0184


ELI COHEN, CPA
DAVID KAMENY, CPA

-------------------


                           ACCOUNTANTS' REVIEW REPORT


TO THE BOARD OF DIRECTORS
MODEL CAPITAL, CORP.


We have reviewed the accompanying balance sheet of Model Capital, Corp. (a Delaware corporation) as of June 30, 2000 and the related statements of operations and accumulated deficit, stockholders' equity and cash flows for the period from inception (September 8, 1999) to June 30, 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Model Capital, Corp.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




                                                    COHEN & KAMENY CPA'S PLLC







RIVERDALE, NEW YORK
AUGUST 7, 2000

                              MODEL CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               AS OF JUNE 30, 2000


                                     ASSETS


CURRENT ASSETS:

          Cash                                                       $     680.

TOTAL CURRENT ASSETS:                                                      680.
                                                                     ----------

TOTAL ASSETS                                                         $     680.
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

                                                                     $     --

                                                                     ----------
TOTAL LIABILITIES:                                                         --
                                                                     ----------

STOCKHOLDERS' EQUITY:

          Common stock, $.0001 par value, 10,000,000 shares
             authorized, 5,000,000 issued and outstanding            $     500.
          Additional paid in capital                                       225.
          Accumulated deficit                                              (45.)

                                                                     ----------
TOTAL STOCKHOLDERS' EQUITY:                                                680.
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     680.
                                                                     ==========


   The accompanying notes are an integral part of these financial statements.

                                                                         Page 2.
                            COHEN & KAMENY CPA'S PLLC

                              MODEL CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000


NET SALES                                                            $      --


COST OF SALES                                                               --


GROSS PROFIT                                                                --
                                                                     -----------


OPERATING EXPENSES                                                         (45.)


(LOSS) FROM OPERATIONS                                                     (45.)
                                                                     -----------


NET (LOSS)                                                                 (45.)
                                                                     -----------


ACCUMULATED DEFICIT - BEGINNING OF PERIOD                                   --


ACCUMULATED DEFICIT - END OF PERIOD                                  $     (45.)
                                                                     -----------

NET (LOSS) PER SHARE:                                                $(0.000009)
                                                                     -----------


   The accompanying notes are an integral part of these financial statements.

                                                                         Page 3.
                            COHEN & KAMENY CPA'S PLLC

                              MODEL CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000





                                                        Additional
                                               Common     Paid-in    Accumulated
                                                Stock     Capital      Deficit
                                               ---------------------------------

Balances at inception - September 8, 1999        --         --           --

Common stock subscribed                          500.       225.         --

Net (loss)                                       --         --          (45.)

                                               ---------------------------------
Balances at June 30, 2000                        500.       225.        (45.)
                                               =================================



   The accompanying notes are an integral part of these financial statements.

                                                                         Page 4.
                            COHEN & KAMENY CPA'S PLLC

                              MODEL CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000






CASH FLOWS FROM OPERATING ACTIVITIES:

          Operating expenses                                         $     (45.)

                                                                     -----------
NET CASH (USED) BY OPERATING ACTIVITIES                                    (45.)
                                                                     -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                            --

                                                                     -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                   --
                                                                     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

          Common stock issued pursuant to stock
             subscription agreement                                         725.

                                                                     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   725.
                                                                     -----------


NET INCREASE IN CASH & CASH EQUIVALENTS                              $      680.

          Cash  - at beginning of period                                    --
                                                                     -----------

CASH & CASH EQUIVALENTS - AT END OF PERIOD                           $      680.
                                                                     ===========




   The accompanying notes are an integral part of these financial statements.

                                                                         Page 5.
                            COHEN & KAMENY CPA'S PLLC

                              MODEL CAPITAL, CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2000


NOTE 1 - DESCRIPTION OF THE COMPANY'S BUSINESS:

         Model Capital, Corp. (the Company) was incorporated on September 8, 1999 in the state of Delaware. The Company was formed in order to seek business opportunities and is currently a "shell" with no business operations. As of the date of these financial statements all of the Company's operations have been organizational in nature and as a result it must be considered in its developmental stage.

         The Company's current business plan is to seek out business opportunities and to pursue other related activities intended to enhance shareholder value. The Company will be seeking opportunities, which will probably be in the form of a merger with a foreign or domestic private issuer that wishes to become a reporting issuer. However, the Company will explore opportunities, which may take the form of a purchase, exchange of stock, or encompass entities such as a corporation, joint venture or partnership. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies considered significant.


    (A)  STATEMENT OF CASH FLOWS:

         For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


NOTE 3  - CAPITAL STOCK:

         As part of the Company's initial organization the Company was authorized to issue 10,000,000 shares of it's $ .0001 par value common stock. Subsequent to its formation the Company entered into subscription agreements authorizing the issuance of 5,000,000 shares of it's $ .0001 par value common stock. The subscription agreements were completed on March 7, 2000 when the Company received payments for the shares.


                                                                         Page 6.

                            COHEN & KAMENY CPA'S PLLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act. The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies. These benefits are commonly thought to include: (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there is a public market; (8) enhanced corporate image; and, (9) a presence in the United States capital market. A private company which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and (7) a company seeking one or more of the other benefits believed to attach to a public company. Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company. As of March 31, 2000, management had not made any final decision concerning or entered into any agreements for a business combination. See "SUBSEQUENT EVENTS" below. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K. The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination. The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that immediately following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or a regional or national exchange.

SUBSEQUENT EVENTS

         Not applicable.



                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits Exhibit 4

        -- Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-30341) filed on June 12, 2000 which is incorporated herein by reference.

        -- By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-30341) filed on June 12, 2000 which is incorporated herein by reference.


        (b) Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MODEL CAPITAL, CORP.

                                               By: /s/ MARK ELENOWITZ
                                                   ------------------
                                                       Mark Elenowitz, CEO

Dated: August 11, 2000